Form 10QSB
period 2006-09-30
BOULDIN CORP
filed 2006-11-14
CIK 1122114

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2006
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                      Commission file number 0-31407

                             BOULDIN CORPORATION
                 (Formerly License Acqusition Corporation)
           (Exact name of registrant as specified in its charter)

              Delaware                             52-2257554
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


       195 Mountain View Industrial Drive, Morrison, Tennessee 37357
           (Address of principal executive offices)  (zip code)

                             931/815-8520
          (Registrant's telephone number, including area code)

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

         Class                        Outstanding at September 30, 2006

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



                 PART I  -- FINANCIAL INFORMATION

                          BOULDIN CORPORATION
              (FORMERLY LICENSE ACQUISITION CORPORATION)
                     (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                       AS OF September 30, 2006
                              (Unaudited)
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
                                                =====



             See accompanying notes to financial statements
                                    2

                              BOULDIN CORPORATION
                (FORMERLY LICENSE ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)
                         -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	9-Months    9-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		Sept 30, 	Sept 30,	Sept 30,    Sept 30, 	to Sept 30,
             		2006            2005        	2006	    2005	2006

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Professional Fees	   -		   -		  780			   780
 Organization
    expense        	   -		   -	       	   -		-	   535
                       ------- 		-------  	------	    -------	-------

   Total expenses          -               -       	  780		-	 1,315
                       ------- 		-------  	------	    -------	-------

NET LOSS                   -               -        	 (780)		-	(1,315)
                       =======          =======		======	    ========	=======


                See accompanying notes to financial statements
                                       3

                            BOULDIN CORPORATION
                 (FORMERLY LICENSE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                             TO September 30, 2006
                                  (Unaudited)
                             --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------          -----         -----
Common Stock Issuance       1,000,000    $ 100      $  -           $  -           $  100
Fair value of expenses
 contributed                   -           -         1,315             -           1,315

Net loss for the years ended:
 December 31, 1999             -           -           -             (535)         (535)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 September 30, 2006            -           -           -             (780)         (780)
-----------                 ------        -----      ------          -----         -----
BALANCE AT
 Setpember 30, 2006        1,000,000       100       $1,315        $(1,315)        $ 100
============               =========      =====       =====          ======         =====

                    See accompanying notes to financial statements
                                                     4

                                BOULDIN CORPORATION
                      (FORMERLY LICENSE ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                             ------------------------
                                                                      For The Period
                                                                      From
                               January 1,         January 1,          March 24, 1999
                               2006 to            2005 to             (Inception) to
                               Sept 30, 2006      Sept 30, 2005       Sept 30, 2006
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
===============                 ========               =======            ========

                    See accompanying notes to financial statements

                                 BOULDIN CORPORATION
                     (FORMERLY LICENSE ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF September 30, 2006
                                   ---------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization and Business Operations

Boulding Corporation, formerly License Acquisition Corporation prior to its name change on June 6, 2006 (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004 and for the nine months ended September 30, 2006.


(E) Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.
SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                                 BOULDIN CORPORATION
                     (FORMERLY LICENSE ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF September 30, 2006
                                   ---------------

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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2006 represents the fair value of the amount of organization costs and professional fees incurred by related parties on behalf of the Company (See Note 4).

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


NOTE 5     SUBSEQUENT EVENT

     Subsequent to the date of the period covered by this Report, on October 23,2006, the Company finalized an agreement with Bouldin Corporation (Tennessee) and Pierce Mill Associates, Inc. for a change in control of the Company. Pursuant to the agreement Pierce Mill Associates, Inc., the then sole shareholder of the Company, sold 750,000 of the 1,000,000 shares of the Company's common stock owned by it to Bouldin Corporation (Tennessee). The Company also issued 6,750,000 shares of its common stock to Bouldin Corporation (Tennessee). Concurrently, the then president and sole director of the Company resigned and a new director and officer was appointed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     On June 6, 2006, the Company changed its name from License
Acquisition Corporation to Bouldin Corporation in anticipation of a potential change in control.

     Subsequent to the date of the period covered by this Report, on October 23,2006, the Company finalized an agreement with Bouldin Corporation (Tennessee) and Pierce Mill Associates, Inc. for a change in control of the Company. Pursuant to the agreement Pierce Mill Associates, Inc., the then sole shareholder of the Company, sold 750,000 of the 1,000,000 shares of the Company's common stock owned by it to Bouldin Corporation (Tennessee). The Company also issued 6,750,000 shares of its common stock to Bouldin Corporation (Tennessee). Concurrently, the then president and sole director of the Company resigned and a new director and officer was appointed.

     The Company filed a Form 8-K on October 24, 2006 reporting these events.

     The Company anticipates that Bouldin Corporation (Tennessee) will sell all of its assets to it for stock of the Company and following the purchase of such assets the Company will register its securities and apply for listing of its securities for public trading.


     Bouldin Corporation (Tennessee) is an innovative designer and manufacturer of automated machinery and equipment. Most notably, Bouldin Corporation (Tennessee) was one of the 2005 R&D 100 award winners for "technologically significant inventions" for its WastAway Municipal Solid Waste Recycling System. Previous winners include ground-breaking inventions such as the fax machine, HDTV, automated teller machine and the Nicoderm anti-smoking patch among others. Bouldin Corporation (Tennessee) continues to seek out cost effective and technologically efficient ways to improve our planet through its design and construction of equipment.

     Bouldin Corporation (Tennessee) was founded in 1959 to meet increased production needs of the local nursery industry in McMinnville, Tennessee with conveyors, soil mixers, transplanters, and other related equipment. Bouldin Corporation (Tennessee) has expanded its business into a premier line of automated equipment for the greenhouse and nursery industries with a world-
wide installed customer base.   Bouldin Corporation (Tennessee) and its
subsidiaries have recently focused their talents as research-driven manufacturers of horticultural equipment into the world of recycling technology. The proprietary WastAway process developed by Bouldin Corporation (Tennessee) offers a cost effective solution to ever increasing household waste disposal problems while providing diverse products and applications using ordinary recycled household garbage.

     During the mid 1980's as Bouldin Corporation (Tennessee) grew, it began diversifying its product line by addressing various environmental concerns through the development of grinders. These grinders are capable of dramatic volume reduction in wood and other solid waste, also with utilization for recycling and demilitarization of brass shell casings and other metal waste for the US military. Following the development of new grinding technology, Bouldin Corporation (Tennessee) applied its know-how to the WastAway Process, which recycles residential municipal solid waste.

     The WastAway System utilizes a production-level continuous-flow system of grinders and conveyors to recycle the entire household garbage stream without requiring the usual expensive separation of recyclable materials. Unsorted household waste is fed into the automated system, which also processes the garbage with high heat and pressure, to produce Fluff, a clean, consistent and environmentally safe raw material with multiple uses. WastAway and Fluff are registered trade marks of Bouldin Corporation (Tennessee).

     Bouldin Corporation (Tennessee) conceptualized, designed and manufactured the WastAway System over a period of ten years including four years of testing locally in Tennessee and on US military bases at Fort Campbell, Kentucky and Fort Benning, Georgia.

     Bouldin Corporation (Tennessee) has successfully operated the WastAway process for over three years in Warren County Tennessee. Also in the summer of 2006, Bouldin Corporation (Tennessee) recycled over 240 tons of garbage from the Bonnaroo Music Festival. The recycling efforts in Warren County through the WastAway process have given the local county government the benefits of lower transportation expense and top rankings for available recycling grants in the state of Tennessee.

     Additionally, a groundbreaking ceremony was held October 20, 2006 in Aruba where Bouldin Corporation (Tennessee), through its subsidiary, won a competitive bid process and has a contract to construct the first WastAway plant outside the United States. Once Phase 2 of this project has been completed, it is estimated that Aruba will have a 90% overall recycling rate. In the case of Aruba, the Fluff will be used to re-claim land that would otherwise be unusable.

     Fluff, the by-product of the WastAway Process, is considered a Class B compost. Fluff has proven applications as an agricultural product in land reclamation and as a growing substrate for nurseries due to its organic makeup, nutrient value and water retention qualities. Fluff also has potential applications in composite timbers and boards for the construction industry municipal use as benches, parking stops, and other products.

     Presently, Bouldin Corporation (Tennessee) is in the process of converting Fluff to green energy by incorporating Fluff into a gasification process that will generate steam and electricity as a direct by-product of WastAway processing. Bouldin believes that the potential electricity generated by a conventional WastAway installation will be more than adequate to run the WastAway unit with excess power being sold for general consumption. Such power sales will be an additional revenue source to the WastAway operators, further lowering the total cost to operate a system.

     Bouldin Corporation (Tennessee) believes current research activities will lead to the production of liquid fuels such as ethanol and synthetic diesel fuel and that the WastAway process and its by-product, Fluff, lends itself to the production of these alternative energy sources.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K reporting its change of control, issuance of restricted shares of its securities and appointment of a new director on October 24, 2006.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BOULDIN CORPORATION

                                 By:   /s/ Floyd E. Bouldin
                                            President

Dated:   November 14, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                        OFFICE          DATE

   /s/ Floyd E. Bouldin		Director        November 14, 2006